Form 10-K
period 2010-12-31
Bank of America Auto Receivables Securitization, LLC; Bank of America Auto Trust 2010-2
filed 2011-03-28
CIK 1488082, 1494121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Bank of America Auto Trust 2010-2

(Exact name of issuing entity as specified in its charter)

Commission File Number of Issuing Entity: 333-165957-01

Bank of America Auto Receivables Securitization, LLC

(Exact name of depositor as specified in its charter)

Commission File Number of Depositor: 333-165957

Bank of America, National Association

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

38-6885893

(I.R.S. Employer Identification No. of issuing entity)

c/o Bank of America Auto Receivables Securitization, LLC

100 N. Tryon Street

Charlotte, North Carolina 28255

980-386-4829

(Address and telephone number of principal executive office of issuing entity)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:	None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:	None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☒	Smaller Reporting Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant does not have any voting or non-voting common equity outstanding held by non-affiliates, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents Incorporated by Reference. See Exhibit Index.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	(Removed and Reserved)

Item 1B:	Unresolved Staff Comments

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial information).

Not applicable.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial information).

Not applicable.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial information).

Not applicable.

Item 1117 of Regulation AB: Legal proceedings.

Nothing to report.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10:	Directors, Executive Officers and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accountant Fees and Services

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Bank of America, National Association (“Bank of America”) and U.S. Bank National Association (“U.S. Bank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Report, in the case of Bank of America, is attached as Exhibit 33.1 to this Form 10-K and, in the case of U.S. Bank, is attached as Exhibit 33.2 to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Report, in the case of Bank of America, is attached as Exhibit 34.1 to this Form 10-K and, in the case of U.S. Bank, is attached as Exhibit 34.2 to this Form 10-K. Neither the Servicing Report nor the Attestation Report for U.S. Bank have identified any material instances of noncompliance with the servicing criteria described in such Servicing Report as being applicable to U.S. Bank.

The Servicing Report and the Attestation Report for Bank of America has identified a material instance of noncompliance with servicing criterion 1122(d)(4)(vi) described in such Servicing Report as being applicable to Bank of America. With respect to servicing criterion 1122(d)(4)(vi), certain extensions of the payment due dates of obligors’ pool assets were not made, reviewed and approved in accordance with Bank of America’s policies and procedures as required by the transaction agreements.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Bank of America has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer and such Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Not Applicable.

	(2)	Not Applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2011

BANK OF AMERICA AUTO RECEIVABLES SECURITIZATION, LLC, as Depositor

By:	/s/ Pedro Alvarez, Jr.
Name:	Pedro Alvarez, Jr.
Title:	Vice President
(senior officer in charge of securitization)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation of Bank of America Auto Receivables Securitization, LLC (“BAARS”) (filed as Exhibit 3.1 to Form S-3 of BAARS, filed on May 14, 2010 (No. 333-165957)).*

Exhibit 3.2	Limited Liability Company Agreement of BAARS (filed as Exhibit 3.2 to Form S-3 of BAARS, filed on May 14, 2010 (No. 333-165957)).*

Exhibit 4.1	Indenture, dated as of June 24, 2010, between the Issuing Entity and U.S. Bank, as indenture trustee (the “Indenture Trustee”) (filed as Exhibit 4.1 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010). *

Exhibit 10.1	First Purchase Agreement, dated as of June 24, 2010, between Bank of America, as seller, and Banc of America Securitization Holding Corporation (“BASHC”), as purchaser (filed as Exhibit 10.1 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.2	Second Purchase Agreement, dated as of June 24, 2010, between BASHC, as seller, and BA Auto Securitization Corporation (“BAASC”), as purchaser (filed as Exhibit 10.2 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.3	Third Purchase Agreement, dated as of June 24, 2010, between BAASC, as seller, and BAARS, as purchaser (filed as Exhibit 10.3 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010). *

Exhibit 10.4	Sale Agreement, dated as of June 24, 2010, between BAARS, as seller, and the Issuing Entity, as purchaser (filed as Exhibit 10.4 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.5	Servicing Agreement, dated as of June 24, 2010, among Bank of America, as servicer and as custodian, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.5 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.6	Administration Agreement, dated as of June 24, 2010, among the Issuing Entity, Bank of America, as administrator and the Indenture Trustee (filed as Exhibit 10.6 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.7	Amended and Restated Trust Agreement, dated as of June 24, 2010, between BAARS and Wilmington Trust Company, not in its individual capacity but solely as owner trustee for the Issuing Entity (filed as Exhibit 10.7 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 31.1	Certification of the senior officer in charge of securitization of BAARS, as depositor pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Bank of America.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of U.S. Bank.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP on behalf of Bank of America.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP on behalf of U.S. Bank.

Exhibit 35.1	Servicing Compliance Statement of Bank of America.

*	Incorporated by reference.