Form 10-K
period 2011-12-31
Bank of America Auto Receivables Securitization, LLC; Bank of America Auto Trust 2010-2
filed 2012-03-23
CIK 1488082, 1494121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

980-683-4915

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

Documents Incorporated by Reference. See Exhibit Index.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO

FORM 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	Mine Safety Disclosures

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

Date: March 23, 2012

BANK OF AMERICA AUTO RECEIVABLES SECURITIZATION, LLC, as Depositor

By:	/s/ Scott W. McCarthy
Name: Scott W. McCarthy Title: President (senior officer in charge of securitization)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for Bank of America Auto Receivables Securitization, LLC (“BAARS”) (filed as Exhibit 3.1 to Form S-3 of BAARS, filed on May 14, 2010 (No. 333-165957)).*

Exhibit 3.2	Limited Liability Company Agreement of BAARS (filed as Exhibit 3.2 to Form S-3 of BAARS, filed on May 14, 2010 (No. 333-165957)).*

Exhibit 4.1	Indenture, dated as of June 24, 2010, between the Issuing Entity and U.S. Bank, as indenture trustee (the “Indenture Trustee”) (filed as Exhibit 4.1 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010). *

Exhibit 10.1	First Purchase Agreement, dated as of June 24, 2010, between Bank of America, as seller, and Banc of America Securitization Holding Corporation (“BASHC”), as purchaser (filed as Exhibit 10.1 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.2	Second Purchase Agreement, dated as of June 24, 2010, between BASHC, as seller, and BA Auto Securitization Corporation (“BAASC”), as purchaser (filed as Exhibit 10.2 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.3	Third Purchase Agreement, dated as of June 24, 2010, between BAASC, as seller, and BAARS, as purchaser (filed as Exhibit 10.3 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010). *

Exhibit 10.4	Sale Agreement, dated as of June 24, 2010, between BAARS, as seller, and the Issuing Entity, as purchaser (filed as Exhibit 10.4 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.5	Servicing Agreement, dated as of June 24, 2010, among Bank of America, as servicer and custodian, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.5 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.6	Administration Agreement, dated as of June 24, 2010, among the Issuing Entity, Bank of America, as administrator and the Indenture Trustee (filed as Exhibit 10.6 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 10.7	Amended and Restated Trust Agreement, dated as of June 24, 2010, between BAARS and Wilmington Trust Company, not in its individual capacity but solely as owner trustee for the Issuing Entity (filed as Exhibit 10.7 to Form 8-K filed by BAARS and the Issuing Entity on June 25, 2010).*

Exhibit 31.1	Certification of the senior officer in charge of securitization of BAARS, as depositor pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Bank of America.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of U.S. Bank.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP on behalf of Bank of America.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP on behalf of U.S. Bank.

Exhibit 35.1	Servicing Compliance Statement of Bank of America.

*	Incorporated by reference.