Form 10-K
period 2012-12-31
Bank of America Auto Receivables Securitization, LLC; Bank of America Auto Trust 2010-2
filed 2013-03-27
CIK 1488082, 1494121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

The Servicing Report and the Attestation Report for Bank of America has identified a material instance of noncompliance with servicing criterion 1122(d)(4)(vi) and a material instance of noncompliance with servicing criterion 1122(d)(4)(xiv), each described in such Servicing Report as being applicable to Bank of America. With respect to servicing criterion 1122(d)(4)(vi), certain extensions of the payment due dates of obligors’ pool assets were not made, reviewed and approved in accordance with Bank of America’s policies and procedures as required by the transaction agreements. With respect to servicing criterion 1122(d)(4)(xiv), certain charge-offs were not recognized and recorded in accordance with the transaction agreements.

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

Date: March 25, 2013

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