Form 10-K
period 2012-12-31
Bank of America Auto Receivables Securitization, LLC; Bank of America Auto Trust 2012-1
filed 2013-03-27
CIK 1488082, 1543040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Bank of America Auto Trust 2012-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of Issuing Entity: 333-165957-02

Bank of America Auto Receivables Securitization, LLC

(Exact name of depositor as specified in its charter)

Commission File Number of Depositor: 333-165957

Bank of America, National Association

(Exact name of sponsor as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

38-6885894

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

Date: March 25, 2013

BANK OF AMERICA AUTO RECEIVABLES SECURITIZATION, LLC, as Depositor

By:	/s/ Scott W. McCarthy
Name:	Scott W. McCarthy
Title:	President
(senior officer in charge of securitization)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for Bank of America Auto Receivables Securitization, LLC (“BAARS”) (filed as Exhibit 3.1 to Form S-3 of BAARS, filed on May 14, 2010 (No. 333-165957)).*

Exhibit 3.2	Limited Liability Company Agreement of BAARS (filed as Exhibit 3.2 to Form S-3 of BAARS, filed on May 14, 2010 (No. 333-165957)).*

Exhibit 4.1	Indenture, dated as of April 18, 2012, between the Issuing Entity and U.S. Bank, as indenture trustee (the “Indenture Trustee”) (filed as Exhibit 4.1 to Form 8-K filed by BAARS and the Issuing Entity on April 20, 2012). *

Exhibit 10.1	First Purchase Agreement, dated as of April 18, 2012, between Bank of America, as seller, and Banc of America Securitization Holding Corporation (“BASHC”), as purchaser (filed as Exhibit 10.1 to Form 8-K filed by BAARS and the Issuing Entity on April 20, 2012).*

Exhibit 10.2	Second Purchase Agreement, dated as of April 18, 2012, between BASHC, as seller, and BA Auto Securitization Corporation (“BAASC”), as purchaser (filed as Exhibit 10.2 to Form 8-K filed by BAARS and the Issuing Entity on April 20, 2012).*

Exhibit 10.3	Third Purchase Agreement, dated as of April 18, 2012, between BAASC, as seller, and BAARS, as purchaser (filed as Exhibit 10.3 to Form 8-K filed by BAARS and the Issuing Entity on April 20, 2012). *

Exhibit 10.4	Sale Agreement, dated as of April 18, 2012, between BAARS, as seller, and the Issuing Entity, as purchaser (filed as Exhibit 10.4 to Form 8-K filed by BAARS and the Issuing Entity on April 20, 2012).*

Exhibit 10.5	Servicing Agreement, dated as of April 18, 2012, among Bank of America, as servicer and custodian, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.5 to Form 8-K filed by BAARS and the Issuing Entity on April 20, 2012).*

Exhibit 10.6	Administration Agreement, dated as of April 18, 2012, among the Issuing Entity, Bank of America, as administrator and the Indenture Trustee (filed as Exhibit 10.6 to Form 8-K filed by BAARS and the Issuing Entity on April 20, 2012).*

Exhibit 10.7	Second Amended and Restated Trust Agreement, dated as of April 18, 2012, between BAARS and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuing Entity (filed as Exhibit 10.7 to Form 8-K filed by BAARS and the Issuing Entity on April 20, 2012).*

Exhibit 31.1	Certification of the senior officer in charge of securitization of BAARS, as depositor pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Bank of America.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of U.S. Bank.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers LLP on behalf of Bank of America.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP on behalf of U.S. Bank.

Exhibit 35.1	Servicing Compliance Statement of Bank of America.

*	Incorporated by reference.